Form 10-K/A
period 2007-03-31
Merrill Lynch Mortgage Investors Trust Series 2006-SD1
filed 2007-10-09
CIK 1374164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to
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
LandAmerica Tax and Flood Services, Inc., as Servicing Function Participant

    (35) Servicer Compliance Statements:
Wilshire Credit Corporation, as Servicer
LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

Wilshire Credit Corporation, as Servicer

October 9, 2007	/s/ Ken Frye
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